Form 10-K
period 2006-12-31
SACO I Trust 2006-4
filed 2007-03-30
CIK 1356882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-120916-49

SACO I TRUST 2006-4
(Exact name of issuing entity as specified in its charter)

STRUCTURED ASSET MORTGAGE INVESTMENTS II INC.
(Exact name of registrant/depositor as specified in its charter)

EMC MORTGAGE CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware	30-0183252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(Address of registrant’s principal executive offices)

(212) 272-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
Purported Securities Class Action Litigation

On February 14, 2007, New Century Financial Corporation (“NCFC”) was served with the complaint for a purported securities class action (the “Original Complaint”) that was filed on February 12, 2007 in the United States District Court for the Central District of California against the registrant and certain of its officers and directors. The complaint alleges that NCFC and the other named defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about NCFC, which resulted in artificially inflated market prices of NCFC’s common stock, and that the plaintiff and the purported class members purchased NCFC’s stock at these artificially inflated market prices between April 7, 2006 and February 7, 2007. The complaint seeks money damages in favor of its purported class of purchasers of NCFC’s securities, the costs and expenses of the action and other relief that may be granted by the court.

NCFC has also learned that nine additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and February 20, 2007. These complaints, with which NCFC has not yet been served and which name the registrant and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to February 7, 2007. NCFC anticipates that similar actions may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. NCFC intends to review the allegations in these complaints and respond appropriately.

Other Investigations

On February 28, 2007, NCFC received a letter from the United States Attorney’s Office for the Central District of California (the “U.S. Attorney’s Office”) indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in NCFC’s securities, as well as accounting errors regarding NCFC’s allowance for repurchase losses. NCFC has subsequently received a grand jury subpoena requesting production of certain documents. NCFC intends to cooperate with the requests of the U.S. Attorney’s Office.

On March 12, 2007, NCFC received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission stating that the staff was conducting a preliminary investigation involving NCFC and requesting production of certain documents. The staff of the SEC had also previously requested a meeting with NCFC to discuss the events leading up to NCFC’s previous announcement of the need to restate certain of its historical financial statements. NCFC intends to cooperate with the requests of the SEC.

NCFC has been engaged in recent ongoing discussions with its state regulators regarding the NCFC’s funding constraints and the impact on consumers who are in various stages of the loan origination process with NCFC. NCFC has advised these regulators that it has ceased accepting loan applications. In addition, NCFC has advised these regulators that at this time, NCFC and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with NCFC. NCFC has been and is continuing to work cooperatively with these regulators to mitigate the impact on the affected consumers, including transferring pending loans and loan applications to other mortgage lenders. NCFC has also been providing daily reports to its various regulators regarding the status of loans in process in their states, as well as responding to ad hoc information requests.

On March 13, 2007, NCFC and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York. The cease and desist orders contain allegations that certain of NCFC’s subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements.

The cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. The cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries’ activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed.

The cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries. NCFC is reviewing these orders and accordingly has not yet determined whether it will appeal all or any portion of any of the orders. Subject to its funding limitations, NCFC intends to comply with the orders pending any such appeal.

NCFC anticipates that orders similar to those described above will be received by NCFC or its subsidiaries from additional states in the future and does not undertake, and expressly disclaims, any obligation to update this disclosure for any such additional orders or for any developments with respect to the cease and desist orders described above.

NCFC intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from NCFC’s funding constraints.

Additional State Regulatory Actions

On March 13, 2007, NCFC received cease and desist orders from the States of Massachusetts, New Hampshire, New Jersey and New York (the “March 13 Orders”). On March 14 and 15, 2007, NCFC received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the “March 14-15 Orders”). Consistent with the March 13 Orders, the March 14-15 Orders contain allegations that certain of NCFC’s subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, on March 14, 2007, New Century Mortgage Corporation and Home123 Corporation, an indirect wholly owned subsidiary of NCFC (“Home123”), entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the “Consent Agreement”).

Consistent with the March 13 Orders, the March 14-15 Orders and the Consent Agreement seek to restrain NCFC’s subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries’ activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Certain of the March 14-15 Orders also seek to revoke the licenses of one or more of NCFC’s subsidiaries or assess administrative penalties.

The March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries. NCFC and its subsidiaries are reviewing the March 14-15 Orders and accordingly have not yet determined whether they will appeal all or any portion of the March 14-15 Orders.

On March 14, 2007, in connection with a civil action filed against NCFC, New Century Mortgage Corporation and Home123 Corporation (collectively, the “Defendants”) on March 14, 2007 in an Ohio state court (the “Complaint”) by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions, that Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the “TRO”). The Complaint and the TRO contain allegations that the Defendants have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. The TRO restrains the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. The TRO also requires the Defendants to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. The restraints imposed by the TRO could further harm NCFC’s business. NCFC is reviewing the Complaint and the TRO and accordingly has not yet determined whether it will appeal all or any portion of the TRO. Subject to its funding limitations, NCFC intends to comply with the TRO pending any such appeal.

NCFC anticipates that cease and desist orders will continue to be received by NCFC and its subsidiaries from additional states in the future and that NCFC and its subsidiaries may enter into additional consent agreements similar to the Consent Agreement. NCFC does not undertake, and expressly disclaims, any obligations to update this disclosure for any such additional cease and desist orders or consent agreements or for any developments with respect to the March 14-15 Orders, the Consent Agreement or the Complaint and the TRO.

NCFC intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from NCFC’s funding constraints.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) (“PCC”), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on “nonconforming” borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
1.1
Terms Agreement, dated March 22, 2006, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor, relating to the Underwriting Agreement, dated March 22, 2006, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor. (As previously filed on Form 8-K filed on April 14, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Pooling and Servicing Agreement, dated as of March 1, 2006, among Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as sponsor and master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on April 14, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of March 1, 2006, among Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as sponsor and master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on October 16, 2006 and is hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee and Custodian
3.	Wells Fargo Bank, NA, as Custodian
4.	LandAmerica Tax and Flood Services, Inc., as servicing function participant
5.	Assurant, Inc., as servicing function participant
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee and Custodian
3.	Wells Fargo Bank, NA, as Custodian
4.	LandAmerica Tax and Flood Services, Inc., as servicing function participant
5.	Assurant, Inc., as servicing function participant
(35) Servicer Compliance Statements:
1.	EMC Mortgage Corporation, as Master Servicer
2.	LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

EMC Mortgage Corporation, as Master Servicer

March 28, 2007	/s/ John A. Vella
Name: John A. Vella
Title: President and CEO

EXHIBIT INDEX
Exhibit Number	Description
1.1
Terms Agreement, dated March 22, 2006, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor, relating to the Underwriting Agreement, dated March 22, 2006, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor. (As previously filed on Form 8-K filed on April 14, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Pooling and Servicing Agreement, dated as of March 1, 2006, among Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as sponsor and master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on April 14, 2006 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Amendment Number One to the Pooling and Servicing Agreement, dated as of March 1, 2006, among Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as sponsor and master servicer and LaSalle Bank National Association, as trustee. (As previously filed on Form 8-K filed on October 16, 2006 and is hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, NA, as Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
35(a)	Servicer compliance statement, EMC Mortgage Corporation, as Master Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee